Form 10QSB
period 2000-09-30
REGENCY CAPITAL WEST INC
filed 2000-11-20
CIK 1116774

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

                         Commission File No.: 0-30855


                           REGENCY CAPITAL WEST, INC.
                    (Name of small business in its charter)

             Utah                                         87-0633497
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

8 Corporate Park, Ste. 200, Irvine, California                   92606
(Address of principal executive officers)                      (Zip Code)

     Issuer's telephone number:    (714) 633-8083; Fax (603) 375-6582
          (Name, address, and telephone number of agent for service)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
  Yes .....    No .....


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2000 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):     Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2000, and for the period from inception (June 3, 1999) through September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                         REGENCY CAPITAL WEST, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS
                    Quarter Ended September 30, 2000


Index to Financial Statements                     Page
                                                  ----
Balance Sheet                                     3
Statement of Loss and Accumulated Deficit         4
Statements of Cash Flows                          5
Statement of Stockholders' Equity                 6
Notes to Financial Statements                     7

[CAPTION]
                         REGENCY CAPITAL WEST, INC.
                       (A Development Stage Company)
                              BALANCE SHEET
                               (unaudited)

                                                       Three Months
                                                       Ended Sept. 30, 1999
                                                       --------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $      0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                  0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                        $   100
     Total Liabilities                                 $   100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Sept. 30, 2000                          $ 1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized;
-0- shares issued and
outstanding at Sept. 30, 2000

Stock Subscription Receivable                            (900)
Additional Paid in Capital
Deficit accumulated
during the development stage                             (200)
Total stockholders' equity
 $(100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $   -

  The accompanying notes are an integral part of these financial statements.

[CAPTION]
                         REGENCY CAPITAL WEST, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (unaudited)


                                             Three               From
                                             Months              June 3, 1999
                                             Ended               (Inception)
                                             Sept 30, 2000       Sept 30, 2000
                                             -------------       -------------





INCOME:
Revenue                                      $       0           $     0
TOTAL INCOME                                 $       0           $     0
EXPENSES:
General, and Administrative                  $       0           $   200
Amortization$
Total Expenses                               $       0           $   200
Net Profit/Loss(-) From Operations           $       0           $ ( 200)
Interest Income$       0
INCOME (LOSS) BEFORE INCOME TAXES            $                   $ ( 200)
Provision for income tax                     $       0
NET INCOME (LOSS)                            $                   $ ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED                  $    (.001)         $  (.001)

AVERAGE NUMBER OF SHARES OF COMMON
      STOCK OUTSTANDING                       1,000,000         1,000,000


  The accompanying notes are an integral part of these financial statements


[CAPTION]
                         REGENCY CAPITAL WEST, INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                                (unaudited)

                                             Three            Period from
                                             Months           Inception
                                             Ended            (6/3/99) thru
                                             Sept 30, 2000    Sept 30, 2000
                                             -------------    -------------

Cash Flows from Operating Activities:

Net Income (Loss)                            $     0          $   (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable                        900
   Decrease (increase) in subscription
    receivable                                                    (900)
   Increase (decrease) in accounts payable   $     0          $    100
  Net Cash (Used) by Operating Activities          -          $   (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs
Corp. Promissory Note                        $     0          $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                  0          $    100
Net Increase in Cash                         $     0          $      0
Cash, Beginning of Period                    $     0          $      0
Cash, End of Period                          $     0          $      0

  The accompanying notes are an integral part of these financial statements.


[CAPTION]
                         REGENCY CAPITAL WEST, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein.
Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The Company has selected a June 30 fiscal year end.

Loss Per Share
Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2000 the Company had 1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to September 30, 2000 due to the zero net income and the net operating loss carryforward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

During the period from June 3, 1999 (inception) through September 30, 2000, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital unless it has completed a business combination. Thus, there is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

        (b) There have been no reports on Form 8-K for the quarter ending September 30, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGENCY CAPITAL WEST, INC.
                                   (Registrant)

Date: November 6, 2000             /s/ Rita Thomas
                                   -------------------------
                                   Rita Thomas, President


[CAPTION]
[TYPE]EX-27
[DESCRIPTION]FINANCIAL DATA SCHEDULES (REGISTRANT)
[ARTICLE]5
[MULTIPLIER]1
[PERIOD-TYPE]                                3-MOS
[FISCAL-YEAR-END]                            JUN-30-2000
[PERIOD-START]                               JUL-01-2000
[PERIOD-END]                                 SEPT-30-2000

[CASH]                                       0
[SECURITIES]                                 0
[RECEIVABLES]                                0
[ALLOWANCES]                                 0
[INVENTORY]                                  0
[CURRENT-ASSETS]                             0
[PP&E]                                       0
[DEPRECIATION]                               0
[TOTAL-ASSETS]                               0
[CURRENT-LIABILITIES]                        0
[BONDS]                                      0
[PREFERRED-MANDATORY]                        0
[PREFERRED]                                  0
COMMON>                                  1,000
OTHER-SE>                                    0
[TOTAL-LIABILITY-AND-EQUITY]  0
[SALES]                                      0
[TOTAL-REVENUES]                             0
[CGS]                                        0
[TOTAL-COSTS]                                0
[OTHER-EXPENSES]                             0
[LOSS-PROVISION]                             0
[INTEREST-EXPENSE]                           0
[INCOME-PRETAX]                              0

[INCOME-TAX]                                 0
[INCOME-CONTINUING]                          0
[DISCONTINUED]                               0
[EXTRAORDINARY]                              0
[CHANGES]                                    0
[NET-INCOME]                                 0
[EPS-BASIC]                                (.00)
[EPS-DILUTED]                                (.00)