Form 10-Q
period 2001-03-31
REGENCY CAPITAL WEST INC
filed 2001-06-22
CIK 1116774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarterly period ended
                                 March 31, 2001

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


          Issuer's telephone number: (714) 633-8083; Fax (603) 375-6582
          -------------------------------------------------------------
            (Name, address, and telephone number of agent for service)


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

                     Transitional Small Business Disclosure
                   Format (Check one): Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2001, and for the period from inception (June 3, 1999) through March 31, 2001, follow.
The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                           REGENCY CAPITAL WEST, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2001

Index to Financial Statements                            Page
                                                         ----
Balance Sheet                                              2
Statement of Operations                                    3
Statement of Stockholders' Equity                          4
Statements of Cash Flows                                   4
Notes to Financial Statements                              5-7

                           REGENCY CAPITAL WEST, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                   (unaudited)

                                                   Three Months
                                                   Ended March 31, 2001
                                                   --------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $            0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                                                     0


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable
Accounts payable- related party                     $          100
     Total Liabilities                              $          100

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
1,000,000 shares issued and
outstanding at March 31, 2001                       $        1,000

Preferred stock, $.001 par value;
40,000,000 shares authorized;
-0- shares issued and
outstanding at March 31, 2001

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

                           REGENCY CAPITAL WEST, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                      Three            From
                                      Months           June 3, 1999
                                      Ended            (Inception)
                                      March 31, 2001   March 31, 2001
                                      --------------   --------------




INCOME:
Revenue                               $       0         $       0
TOTAL INCOME                          $       0         $       0
EXPENSES:
General, and Administrative           $       0         $     200
Amortization                          $
Total Expenses                        $       0         $     200
Net Profit/Loss(-) From Operations    $       0         $   ( 200)
Interest Income                       $       0
INCOME (LOSS) BEFORE INCOME TAXES     $                 $   ( 200)
Provision for income tax              $       0
NET INCOME (LOSS)                     $                 $   ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED           $   (.001)        $   (.001)
AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING             1,000,000         1,000,000



The accompanying notes are an integral part of these financial statements

                                       REGENCY CAPITAL WEST, INC.
                                      (A Development Stage Company)
                               Statement of Stockholders' Equity (Deficit)

                                                                                Deficit
                                                                                Accumulated
                                                               Additional       During the
                                  Common Stock     Paid-in     Subscription     Development
                                Shares     Amount  Capital     Receivable       Stage
                                ------     ------  -------     ------------   ------------
Balance, June 3, 1999
 (Inception)                  1,000,000    $1,000  $   -       $   (900)       $     -

Net loss for the period
from inception on
June 3, 1999 through
December 31, 1999             1,000,000        -       -       $   (900)          (200)

Net loss for the period
 Jan 1, 2000 through
 Dec 31, 2000                         -        -       -              -              0

Balance
 Dec 31, 2000                 1,000,000   $1,000   $   -       $   (900)      $   (200)

Net loss for the period
 Jan 1, 2000 through
 March 31, 2001                       -        -       -              -              0

Balance
 March 31, 2001               1,000,000   $1,000   $   -        $  (900)      $   (200)


                                       REGENCY CAPITAL WEST, INC.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                                               (unaudited)

                                                     Three                 Period from
                                                     Months                Inception
                                                     Ended                 (6/3/99) thru
                                                     March 31, 2001        March 31, 2001
                                                     --------------        --------------
Cash Flows from Operating Activities:
Net Income (Loss)                                     $       0             $      (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable                                         900
   Decrease (increase) in subscription  receivable                                 (900)
   Increase (decrease) in accounts payable            $       0             $       100
  Net Cash (Used) by Operating Activities                     -             $      (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs                      $       0             $
Corp. Promissory Note                                 $                     $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                             0             $       100
Net Increase in Cash                                  $       0             $         0
Cash, Beginning of Period                             $       0             $         0
Cash, End of Period                                   $       0             $         0

                The accompanying notes are an integral part of these financial statements.






                           REGENCY CAPITAL WEST, INC.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2001 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to March 31, 2001 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through March 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

        (a) There have been no reports on Form 8-K for the quarter ending March 31, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CAPITAL WEST, INC.

Date: June 18, 2001      Rita Thomas
                         -----------------------
                         Rita Thomas, President