Form 10-Q
period 2000-12-31
REGENCY CAPITAL WEST INC
filed 2001-06-27
CIK 1116774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the December 31, 2001

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

        (a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 2000, and for the period from inception (June 3, 1999) through December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                           REGENCY CAPITAL WEST, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended December 31, 2000



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



                           REGENCY CAPITAL WEST, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                   (unaudited)
                                                   Ended December 31, 2000
                                                   -----------------------
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





                           REGENCY CAPITAL WEST, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                      Three            From
                                      Months           June 3, 1999
                                      Ended            (Inception)
                                      Dec 31, 2000     December 31, 2000
                                      --------------   -----------------
INCOME:
Revenue                               $       0         $       0
TOTAL INCOME                          $       0         $       0
EXPENSES:
General, and Administrative           $       0         $     200
Amortization                          $
Total Expenses                        $       0         $     200
Net Profit/Loss(-) From Operations    $       0         $   ( 200)
Interest Income                       $       0
INCOME (LOSS) BEFORE INCOME TAXES     $                 $   ( 200)
Provision for income tax              $       0
NET INCOME (LOSS)                     $                 $   ( 200)
NET INCOME (LOSS)
PER SHARE-BASIC AND DILUTED           $   (.001)        $   (.001)

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING             1,000,000         1,000,000



The accompanying notes are an integral part of these financial statements


                                       REGENCY CAPITAL WEST, INC.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS
                                               (unaudited)

                                                      Three                     Period from
                                                      Months                    Inception
                                                      Ended                     (6/3/99) thru
                                                      Dec 31, 2000              Dec 31, 2000
                                                      ------------              --------------

Cash Flows from Operating Activities:
Net Income (Loss)                                     $       0             $      (200)
Changes in Operating Assets & Liabilities:
   Common Stock issued for stock receivable                                         900
   Decrease (increase) in subscription  receivable                                 (900)
   Increase (decrease) in accounts payable            $       0             $       100
  Net Cash (Used) by Operating Activities                     -             $      (100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs                      $       0             $
Corp. Promissory Note                                 $                     $
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                             0             $       100
Net Increase in Cash                                  $       0             $         0
Cash, Beginning of Period                             $       0             $         0
Cash, End of Period                                   $       0             $         0

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of December 31, 2000 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period from June 3, 1999 (inception) to December 31, 2000 due to the zero net income and the net operating loss carryforward.

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

Results of Operations.

During the period from June 3, 1999 (inception) through December 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $200 since inception. The Company borrowed $200 from its principal shareholder in order to pay its general and administrative expenses.

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

        (a) There have been no reports on Form 8-K for the quarter ending December 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CAPITAL WEST, INC.


Date: June 18, 2001

Rita Thomas
----------------------
Rita Thomas, President