Form 10KSB
period 2001-06-30
REGENCY CAPITAL WEST INC
filed 2002-01-31
CIK 1116774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER: 0-30855

                           REGENCY CAPITAL WEST, INC.
             (Exact name of registrant as specified in its charter)

                      Utah                                   87-0633497
                      ----                                   ----------
      (State or jurisdiction of incorporation             I.R.S. Employer or
                    organization)                         Identification No.)

       8 Corporate Park, Ste. 200, Irvine, California           92606
       -----------------------------------------------          -----
          (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number: (949) 770-2578 fax: (603)375-6582
                                       ---------------------------------

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X       No
    ---------     -----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year: $0

         The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of June 30, 2001 were 1,000,000. The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2001 was 0. The Company's common is not traded on any exchange or other trading medium.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         As of June 30, 2001, the Registrant had 1,000,000 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                         Yes          No    X
                                                            -------     -------

PART I.

Item 1. Description of Business.


Regency Capital West, Inc. (the Company) is a Utah corporation formed on June 3, 1999. Its principal place of business is located at 8 Corporate Park, Ste. 200, Irvine, California 92606. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies and/or businesses. The Company has been a developmental stage since inception and has no operating history other than organizational matters.

The Company was incorporated by Mr. James Barber. He no longer holds any position with the Company, and holds none of the Company's outstanding common stock. The Company has never had any operations. On June 22, 1999, founder's shares of the Company's common stock were issued to Rita Thomas, the Company's sole officer and director. The shareholder has held her stock since that time. The primary activity of the Company currently involves seeking a business or businesses that it can acquire or with whom it can merge.

The Company has not selected any specific business or entity as an acquisition target or merger partner. The Company does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry.

Item 2.     Description of Property.

         None.

Item 3.      Legal Proceedings.

         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

         The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 1,000,000 common shares of the Company outstanding at June 30, 2001.

(b) Holders of Common Equity.

         As of June 30, 2001, there was 1 shareholder of record of the Company's common stock.

(c)  Dividends.

         The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Initial Operation.

        The Company has been engaged in organizational activities since it was incorporated on June 3, 1999.

         The Company has no present intentions of making significant purchases of equipment in the next twelve months.

Liquidity and Capital Resources.

         For the year ended June 30, 2001, the Company continued as a development stage company. The Company continues to incur limited development expenses, is deriving no revenues and has experienced an ongoing deficit in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with its proposed plan of operations.

Capital Expenditures.

         No material capital expenditures were made during the year ended June 30, 2001.

Item 7.  Financial Statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Regency Capital West, Inc.
Irvine, CA 92606

I have audited the accompanying balance sheet of Regency Capital West, Inc. (a development stage company), as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 3, 1999) to June 30, 2001. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit in accordance with standards established by the American Institute of Certified Public Accountants.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Capital West, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the period from inception (June 3, 1999) to June 30, 2001 in conformity with generally accepted accounting principles.

Kurt D. Saliger C.P.A. (Nevada State License No. 2335)
Las Vegas, Nevada
January 28, 2002

                           Regency Capital West, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001


                                                  June 30, 2001   June 30, 2000
                                                  -------------   -------------
ASSETS
CURRENT ASSETS:
Cash                                              $          0    $          0
Accounts Receivable                               $          0    $          0
TOTAL CURRENT ASSETS                              $          0    $          0
                                                  ------------    ------------
ORGANIZATIONAL COSTS, NET                         $          0    $          0
                                                  ------------    ------------

TOTAL ASSETS                                      $          0    $          0
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                  $        100    $        100
TOTAL CURRENT LIABILITIES                         $          0    $          0
LONG-TERM DEBT                                    $          0    $          0
TOTAL LIABILITIES                                 $          0    $          0
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares issued and
outstanding at June 30, 2000,
1,000,000 shares                                                  $      1,000
June 30, 2001, 1,000,000 shares                   $      1,000

Stock Subscription Receivable                     $       (900)   $       (900)
Additional paid in Capital                        $          0    $          0
Deficit Accumulated During Development Stage      $       (200)   $       (200)
                                                  ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                        $       (100)   $       (100)
                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $          0    $          0
                                                  ============    ============



          See accompanying notes to financial statements & audit report


                              Regency Capital West, Inc.
                            (A Development Stage Company)
                                STATEMENT OF OPERATIONS
                                     June 30, 2001


                                                                          Inception (June 3,
                                                                          1999) to
                                          June 30, 2001  June 30, 2000    June 30, 2001
INCOME:
Revenue                                    $        0     $         0     $         0
TOTAL INCOME                               $        0     $         0     $         0

EXPENSES:
General, and Administrative                $        0     $         0     $       200
Amortization                                                              $         0
Total Expenses                             $        0     $         0     $       200
Net Profit/Loss(-) From Operations         $        0     $         0     $      (200)
Interest Income                                                           $         0
INCOME (LOSS) BEFORE INCOME TAXES          $        0     $         0     $      (200)
Provision for income tax                                                  $         0
NET INCOME (LOSS)                          $        0     $         0           $(200)
                                                                          ===========

NET INCOME (LOSS)                          $   (0.001)    $    (0.001)    $    (0.001)
PER SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON STOCK    1,000,000       1,000,000       1,000,000
OUTSTANDING



          See accompanying notes to financial statements & audit report


                                           Regency Capital West, Inc.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                 June 30, 2001,


                                                                                                  (Deficit)
                                                                                    Additional    Accumulated
                                                                       Paid-in      Subscription  During
                                        Common Shares  Stock Amount    Capital      Receivable    Development Stage
Issued for cash and organizational
costs June 3, 1999 (Inception)
                                           1,000,000   $    1,000   $         0    $      (900)

Net Income June 3, 1999 (inception) to
June 30, 1999                                                                                     $      (200)

Balance June 30, 1999                      1,000,000    $    1000   $         0    $      (900)   $      (200)
                                         ===========    =========   ===========    ===========    ===========

Net Income (Loss) to June 30, 2000                                                                $         0

Balance June 30, 2000                      1,000,000    $    1000   $         0    $      (900)   $      (200)
                                         ===========    =========   ===========    ===========    ===========

Net Income (Loss) to June 30, 2001
                                                                                                  $         0
Balance June 30, 2001                      1,000,000    $    1000   $         0    $      (900)   $      (200)
                                         ===========    =========   ===========    ===========    ===========



          See accompanying notes to financial statements & audit report


                                    Regency Capital West, Inc.
                                  (A Development Stage Company)
                                     STATEMENT OF CASH FLOWS
                                          June 30, 2001

                                                                                    From Inception
                                                                                    June 3, 1999 to
                                               June 30, 2001       June 30, 2000    June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                  $    0          $    0              $    (200)
Changes in Operating Assets & Liabilities:
     Common Stock issued for stock receivable                                          $     900

     Decrease(increase) in subscription receivable                                     $    (900)
                                                                                       ---------
     Increase (decrease) in accounts payable                                           $     100
                                                                                       ---------
Net Cash (Used) In Operating                       $    0          $    0              $    (100)
                                                                                       ---------
Activities

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                      $     100
                                                                                       ---------


Net Increase (Decrease) in Cash                    $    0          $     0             $       0

Cash, Beginning Period                             $    0          $     0             $       0
                                                                                       =========

Cash, Ending Period                                $    0          $     0             $       0
                                                                                       =========

                  See accompanying notes to financial statements & audit report

                           Regency Capital West, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY.

Regency Capital West, Inc. was incorporated on June 3, 1999 under the laws of the State of Utah. Regency Capital West, Inc. was organized to engage in any lawful activity. Regency Capital West, Inc. currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Accounting Method.

Regency Capital West, Inc. records income and expenses on the accrual method. Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Organizational Costs.

Organizational costs are stated at cost and have been expensed as incurred.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, (SFAS #109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001, Regency Capital West, Inc. had no dilutive common stock equivalents such as stock options.

NOTE 3- INCOME TAXES.

There is no provision for income taxes for the period ended June 3, 1999 (inception) to June 30, 2001 due to the zero net income.

NOTE 4- SHAREHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Regency Capital West, Inc. consists of 100,000,000 shares with a par value of $0.001 per share.

Preferred Stock.

The authorized Preferred Stock of Regency Capital West, Inc. consists of 40,000,000 shares with a par value of $0.001 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS.

Regency Capital West, Inc. neither owns nor leases any real or personal property. Office services are provided without charge by the director of this company. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The one director of Regency Capital West, Inc. is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between Regency Capital West, Inc. and the other business interests. Regency Capital West, Inc. has not formulated a policy for the resolution of such conflicts.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                       Position                  Term(s) of Office
-----------------------------------------------------------------------
Rita Thomas                President, Director       June 3, 1999 to
                                                     Present


Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

RITA THOMAS

Rita Thomas, age 57, is president of Thomas & Associates, a paralegal service firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas is the President and Director of Mill Creek Research, Inc. and OTC Dreamwerks, Inc., both reporting public companies. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

During the year ended June 30, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:


Name                                Position                   Filed Reports
--------------------------------------------------------------------------------
Rita Thomas                         1,000,000                      Yes

All Executive Officers              1,000,000                      Yes
and Directors & Affiliates

1.  The address of the shareholder is c/o Regency Capital West, Inc.

Item 10.  Executive Compensation.

No officer or director of the Company presently receives any remuneration. There is no annuity, profit sharing, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided or contributed to by the Company. No stock options are proposed to be paid in the future directly or indirectly by the Company to any officer or director as there is no such plan which presently exists.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2001 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


                                    NUMBER OF SHARES
BENEFICIAL OWNER                    BENEFICIALLY OWNED        PERCENTAGE
----------------                    ------------------        ----------

Rita Thomas                             1,000,000                100%
                                        -----------             ------


All Executive Officers                  1,000,000                100%
and Directors & Affiliates
As a group

Item 12.   Certain Relationships and Related Transactions.

In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Ms. Thomas in exchange for the organizational services rendered to the company by her.

Item 13.  Exhibits and Reports on Form 8-K.

(1)      Reports filed on Form 8-K.
         None.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 28, 2002
                                                     REGENCY CAPITAL WEST, INC.

                                                     /s/ Rita Thomas
                                                     ---------------------------
                                                     Rita Thomas, President, COB


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 28, 2002                                     /s/ Rita Thomas
                                                     ---------------------------
                                                     Rita Thomas, President, COB